Form 10-K
period 2008-12-31
WENTWORTH VIII INC
filed 2009-03-04
CIK 1408714

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number 0-52819

WENTWORTH VIII INC.
(Name of Small Business Issuer in its charter)

Delaware	36-4611498
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

190 Lakeview Way, Vero Beach, Florida	32963
(Address of principal executive offices)	(Zip Code)
(772) 231-7544
(Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

None (Title of each class to be so registered)	None (Name of each Exchange on which each class is to be registered)

Securities to be registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated (Do not check if a smaller reporting company) filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒  No ☐

The Company’s revenues for the fiscal year end December 31, 2008 were $0.

As of February 28, 2009, there were 250,000 shares of the registrant’s common stock held by non-affiliates.  As of February 28, 2009, there were 6,200,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

WENTWORTH VIII, INC.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Wentworth VIII, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 1. Business.

Introduction and History

Wentworth VIII, Inc. (“we”, “us”, “our”, or the “Company”) was incorporated in the State of Delaware on July 2, 2007 and maintains its principal executive offices at 190 Lakeview Way, Vero Beach, Florida 32963. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination.  The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on September 20, 2007, and since its effectiveness, the Company has been engaged in efforts to identify a possible business combination.  However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully completed a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Reports to Security Holders

(i)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(ii)	The Company will file reports with the SEC. The Company is currently a reporting company and intends to comply with the requirements of the Exchange Act.

(iii)
The public may read and copy any materials the Company files with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Competition

The Company will face vast competition from other shell companies that desire to seek a potential business combination with a private company seeking the perceived advantages of being a publicly held corporation.  The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Employees

We presently have no employees. Our sole officer and director is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors

An investment in the Company is highly speculative in natire and involves an extremely high degree of risk.  A prospective investor should consider the possibility of loss of the investor’s entire investment and evaluate all information about us and the risk factors discussed below in relation to his financial circumstances before investing in us.

There may be conflicts of interest between our management and stockholders of the Company.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company.  A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders.  In addition, Kevin R. Keating, our sole officer and director, is currently involved with other blank check companies and conflicts in the pursuit of business combinations with other such blank check companies with which he is, and may in the future be, affiliated with may arise.  If we and the other blank check companies that our management is affiliated with desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

Additionally, we contemplate that at least one of the finders of business combinations for the Company may be Keating Investments, LLC (“Keating Investments”), a Delaware limited liability company, an SEC Registered Investment Advisor, and our principal stockholder.  Timothy J. Keating, who beneficially owns 50.13% of our issued and outstanding Common Stock and is also the son of Kevin R. Keating, our sole officer and director, is the Managing Member of, and holds approximately a 61% interest in, Keating Investments, LLC.

We have no current operating business

We currently have no relevant operating business, revenues from operations or assets.  Our business plan is to seek a merger or business combination with an operating business.  We may not realize any revenue unless and until we successfully combine with an operating business. We face all of the risks inherent in the investigation, acquisition, or involvement in a new business opportunity.  An investor’s purchase of any of our securities must be regarded as placing funds at a high risk in a new or "start-up" venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations. Our financial statements indicate that without additional capital, there is substantial doubt as to our ability to continue as a going concern.

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

Our future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operations will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.  In addition, even if we complete a business combination, there is no assurance that the business we acquire will generate revenues or profits, or that the value of our common stock will increase as a result of the acquired business opportunity.

We only intend to acquire a single business opportunity and thus your investment will lack diversification.

Because of our limited financial resources, it is unlikely that we will be able to diversify our acquisitions or operations.  The inability to diversify our activities into more than one area will subject our investors and stockholders to economic fluctuations within a particular business or industry and therefore increase the risks associated with the investment.   We only intend to engage in a business combination with one operating entity.

Management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. Our sole officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.  To supplement our search activities, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors.  Some of these outside advisors may be our affiliates or their affiliated entities.  The selection of any such advisors will be made by our management without any input from stockholders, and the engagement of such persons may reduce the value of your investment.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering  two or three years, depending on the size of the target company.  The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

The majority of our shares currently outstanding are "restricted securities" within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemption from registration under the Securities Act and as required under applicable state securities laws. Rule 144 currently provides that a non-affiliated person (and who has not been an affiliate during the prior three months) may sell all of his restricted securities in a reporting company beginning six months after purchase, provided the issuer remains current in its reporting obligations during the next six months. However, an affiliated person may sell his restricted securities beginning six months after purchase, provided the following conditions are met: (i) the issuer is current in its reporting obligations, (ii) all sales are in brokerage transactions, (iii) a Form 144 is filed, and (iv) during every three months the number of shares sold that does not exceed 1.0% of a company's outstanding common stock. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares, may have a depressive effect upon the price of our shares in any market that may develop.

The availability of the exemption from registration provided by Rule 144 is, however, limited in the case of the resale of shares initially acquired when the issuer was a shell company or former shell company. Rule 144(i) provides that shares initially acquired when the issuer was a shell company or former shell company may not be resold under Rule 144 until the following conditions are satisfied: (i) the issuer has ceased to be a shell company, (ii) the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, (iii) the issuer has filed all reports required under the Exchange Act (other than Form 8-K reports) during the preceding 12 months, and (iv) one year has elapsed since the issuer filed Form 10 information reflecting it is no longer a shell company.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 200,000,000 shares of Common Stock and a maximum of 10,000,000 shares of Preferred Stock, par value $.0001 per share (the “Preferred Stock”).  Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders.  Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholder.  Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval.  To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholder will occur and the rights of the holder of Common Stock might be materially and adversely affected

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

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

Since inception (July 2, 2007) through December 31, 2008, we have incurred a net loss of $72,630.  We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well.  There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

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

Item 1B. Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Properties.

Effective July 2, 2007, the Company entered into a management agreement with Vero Management, L.L.C., a Delaware limited liability company (“Vero”), pursuant to which Vero shall provide office space, located at 190 Lakeview Way, Vero Beach, Florida, 32963, and other services for a fixed monthly fee of $1,000.  Kevin R. Keating, the sole officer and director of the Company, owns and controls Vero.

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock.

Common and Preferred Stock

The Company is authorized by its Certificate of Incorporation  to issue an aggregate of 210,000,000 shares of capital stock, of which 200,000,000 are shares of common stock, par value $0.0001 per share (the "Common Stock") and 10,000,000 are shares of preferred stock, par value $0.0001 per share (the “Preferred Stock”).

Holders

As of February 28, 2009, there were seventeen holders of record of our Common Stock.

Offering

On February 6, 2008, the Company commenced a private placement (the “Offering”) of shares of the Common Stock on a best efforts basis with expected gross proceeds of up to $85,000.  The Company offered up to 34 investment units (the “Units”), each Unit consisting of 50,000 Shares at a per Unit price of $2,500.00.

On February 15, 2008, the Company closed on the sale of the 34 Units or 1,700,000 shares of Common Stock for proceeds equal to $85,000.  The Company sold the Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder. In connection with this sale of common stock, the Company agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act of 1933, as amended, covering the resale of the shares.

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

Dividends

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

Recent Sales of Unregistered Securities

On July 2, 2007, the Company sold an aggregate of 125,000 shares of Common Stock to Kevin R. Keating for an aggregate purchase price equal to $12.50, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Kevin R. Keating (the “Keating Sale of Stock”).  The Company consummated the Keating Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On July 2, 2007, the Company sold an aggregate of 4,375,000 shares of Common Stock to Keating Asia, Inc. (“Keating Asia”) for an aggregate purchase price equal to $437.50, pursuant to the terms and conditions contained in that certain common stock purchase agreement by and between the Company and Keating Asia. (the “Keating Asia Sale of Stock”).  The Company consummated the Keating Sale of Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On February 15, 2008, the Company sold 1,700,000 shares of Common Stock in a private offering to both accredited and non-accredited investors at $0.05 per share, for total gross proceeds of $85,000 and also incurring $5,725 in expenses associated with the offering.  The Company consummated such sale under the exemption from registration provided by Section 4(2) of the Securities Act.

In consideration of the above stock issuances, the Company granted certain demand and piggyback registration rights to the holders thereof. However, such registration rights are only exercisable if the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction.

Debt Securities

None.

Warrants

None.

Other Securities to Be Registered

None.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

The Company currently does not engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury.

During the next twelve months we anticipate incurring costs related to: (i) the filing of reports under the Exchange Act, and (ii) consummating a business combination.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 2, 2007 (inception) to December 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

Year Ended December 31, 2008

For the year ended December 31, 2008, the Company had a net loss of $29,615, comprised of (a) legal, accounting, audit and other professional service fees of $15,713 incurred in relation to the Company’s private placement offering in February of 2008, the filing of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in May of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in July of 2008, and Quarterly Report on Form 10-Q for the period ended September 30, 2008 in October of 2008 (b) management fees of $12,000 incurred in relation to a broad range of managerial and administrative services provided by Vero, (c) interest expense of $245 and (d) miscellaneous expenses of $1,657.

Period Ended December 31, 2007

For the period from July 2, 2007 (Inception) to December 31, 2007, the Company had a net loss of $43,015, comprised of (a) legal, accounting, audit and other professional service fees of $34,468 incurred in relation to the filing of the initial Company’s Registration Statement on Form 10-SB filed in September of 2007 and the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007 filed in January of 2008, (b) management fees of $6,000 incurred in relation to a broad range of managerial and administrative services provided by Vero Management, LLC (“Vero”), (c) interest expense on outstanding notes payable of $1,448, and (d) other miscellaneous operating expenses of $1,099.

Cumulative Period from July 2, 2007 (Inception) to December 31, 2008

For the cumulative period from July 2, 2007 (inception) to December 31, 2008, the Company had a net loss of $72,630, comprised primarily of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in September of 2007, the filing of the Company’s Quarterly Reports on Form 10-QSB and Form 10-Q, the filing of the Company’s Annual Reports on Form 10-KSB and the Company’s private placement offering in February of 2008.

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $17,266, comprised of cash and cash equivalents and prepaid expenses.  This compares with assets of $3,318, comprised exclusively of cash and cash equivalents, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $10,171, comprised exclusively of accrued expenses.  This compares to the Company’s current liabilities as of December 31, 2007 of $45,883, comprised exclusively of accrued expenses and notes payable and accrued interest due to related parties.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2008, for the period from July 2, 2007 (inception) to December 31 ,2007 and for the cumulative period from July 2, 2007 (inception) to December 31, 2008:

	Year Ended December 31, 2008	Period From July 2, 2007 (Inception) to December 31, 2007	Cumulative Period from July 2, 2007 (Inception) to December 31, 2008
Net cash (used in) operating activities	$(30,327)	$(32,132)	$(62,459)
Net cash (used in) investing activities	$0	$0	$0
Net cash provided by financing activities	$44,275	$35,450	$79,725
Net increase in cash	$13,948	$3,318	$17,266

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

Going Concern

We currently have no source of operating revenue, and have only limited working capital with which to pursue our business plan, which contemplates the completion of a business combination with an operating company. The amount of capital required to sustain operations until the successful completion of a business combination is subject to future events and uncertainties. It may be necessary for us to secure additional working capital through loans or sales of common stock, and there can be no assurance that such funding will be available in the future. These conditions raise substantial doubt about our ability to continue as a going concern. Our auditor has issued a "going concern" qualification as part of his opinion in the Audit Report for the year ended December 31, 2008.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - “Summary of Significant Accounting Policies” to the Financial Statements contained in Item 8 of this document certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 8.  Financial Statements and Supplementary Data.

Wentworth VIII, Inc.
(A Development Stage Company)
Index to Financial Statements

Page(s)

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of December 31, 2008 and December 31, 2007	17

Statements of Operations for the Year Ended December 31, 2008, for the Period from July 2, 2007 (Inception) through December 31, 2007, and for the Cumulative Period from July 2, 2007 (Inception) to December 31, 2008	18

Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2008, for the Period from July 2, 2007 (Inception) through December 31, 2007, and for the Cumulative Period from July 2, 2007 (Inception) to December 31, 2008	19

Statements of Cash Flows for the Year Ended December 31, 2008, for the Period from July 2, 2007 (Inception) through December 31, 2007, and for the Cumulative Period from July 2, 2007 (Inception) to December 31, 2008	20

Notes to Financial Statements	21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wentworth VIII, Inc.

We have audited the accompanying balance sheets of Wentworth VIII, Inc., Inc. (the “Company”) (a development stage company) as of December 31, 2008 and 2007, and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2008, for the period from inception (July 2, 2007) to December 31, 2007, and for the period from inception (July 2, 2007) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of The Public Company Accounting Oversight Board (U.S.).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wentworth VIII, Inc., Inc. as of December 31, 2008,  and 2007, and the result of its operations and cash flows for the year ended December 31, 2008, for the period from inception (July 2, 2007) to December 31, 2007, and for the period from inception (July 2, 2007) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred operating losses since its inception and has a deficit in accumulated earnings.  These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
February 17, 2009

/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Wentworth VIII, Inc.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2008	2007

Assets

Currents assets
Cash and cash equivalents	$17,266	$3,318

Total current assets	17,266	3,318

Total assets	$17,266	$3,318

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued expenses	$10,171	$9,435
Note payable and accrued interest due to related party	-	36,448

Total current liabilities	10,171	45,883

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized;
6,200,000 and 4,500,000 shares issued and outstanding, respectively	620	450
Additional paid in capital	79,105	-
(Deficit) accumulated during the development stage	(72,630)	(43,015)

Total stockholders' equity (deficit)	7,095	(42,565)

Total liabilities and stockholders' equity (deficit)	$17,266	$3,318

Wentworth VIII, Inc.
(A Development Stage Company)
Statements of Operations

		Period	Cumulative Period
		From July 2, 2007	From July 2, 2007
	Year Ended	(Inception) to	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Revenue	$-	$-	$-

Operating expenses
General and administrative	29,370	41,567	70,937

Total operating expenses	29,370	41,567	70,937

Loss from operations	(29,370)	(41,567)	(70,937)

Other income (expense)
Interest expense	(245)	(1,448)	(1,693)

Net loss	$(29,615)	$(43,015)	$(72,630)

Net loss per share - basic and diluted	NIL*	$(0.01)	$(0.01)

Weighted average number of shares of outstanding - basic and diluted	5,990,984	4,500,000	5,493,989

*Less than $0.01 per share

Wentworth VIII, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity

				Deficit
				Accumulated
			Additional	during the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at July 2, 2007 (Inception)	-	$-	$-	$-	$-

Issuance of common stock on July 2, 2007 at par value ($0.0001 per share)	4,500,000	450	-	-	450

Net loss	-	-	-	(43,015)	(43,015)

Balances at December 31, 2007	4,500,000	450	-	(43,015)	(42,565)

Issuance of common stock on February 15, 2008 at $0.05 per share, net of issuance costs of $5,725	1,700,000	170	79,105	-	79,275

Net loss	-	-	-	(29,615)	(29,615)

Balances at December 31, 2008	6,200,000	$620	$79,105	$(72,630)	$7,095

Wentworth VIII, Inc.
(A Development Stage Company)
Statements of Cash Flows

		Period	Cumulative Period
		From July 2, 2007	From July 2, 2007
	Year Ended	(Inception) to	(Inception) to
	December 31, 2008	December 31, 2007	December 31, 2008

Cash Flows From Operating Activities
Net loss	$(29,615)	$(43,015)	$(72,630)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accounts payable	-	-	-
Accrued expenses	736	9,435	10,171
Accrued interest due to related party	(1,448)	1,448	-

Net cash used in operating activities	(30,327)	(32,132)	(62,459)

Cash Flows From Financing Activities
Proceeds from note payable to related party	-	35,000	35,000
Repayment of note payable to related party	(35,000)	-	(35,000)
Proceeds from sale of common stock, net of issuance costs	79,275	450	79,725

Net cash provided by financing activities	44,275	35,450	79,725

Net increase in cash	13,948	3,318	17,266

Cash and cash equivalents, beginning of period	3,318	-	-

Cash and cash equivalents, end of period	$17,266	$3,318	$17,266

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,693	$-	$1,693

Wentworth VIII, Inc.
(A Development Stage Company)
Notes to Financial Statements

1.	Organization and Basis of Presentation

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

Going Concern
Since its inception, the Company has generated no revenues and has incurred a net loss of $72,630. Since inception, the Company has been dependent upon the receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, cannot ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribed that a company should use a more likely-than-not recognition threshold based on the technical merits of the tax position taken.  Tax positions that meet the more likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements.  FIN 48 was effective for the fiscal year beginning January 1, 2007.  The Company has reviewed FIN 48 and believes it has no uncertainties with regard to its tax positions.  Should uncertainties arise, the Company shall adopt a tax position that is more likely-than-not that the tax position will be sustained upon examination.

Cash and Cash Equivalents
Cash and cash equivalents, if any, include all highly liquid instruments with an original maturity of three months or less at the date of purchase.

Fair Value of Financial Instruments
The Company's financial instruments include cash equivalents, prepaid expenses and accrued expenses.  The carrying amounts of financial instruments approximate fair value due to their short maturities.

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

Comprehensive Loss
Comprehensive loss is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive loss includes net loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. For the Period From July 2, 2007 (Inception) to December 31, 2008, the Company’s comprehensive loss was the same as its net loss.

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

In April 2008, the FASB approved FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 is effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited.

In May 2008, the FASB approved FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company’s fiscal year beginning January 1, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 will be effective for the Company’s fiscal year beginning January 1, 2009, with early adoption prohibited.

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

Wentworth VIII, Inc.
(A Development Stage Company)
Notes to Financial Statements

In February of 2008, the Company repaid all outstanding notes payable due and accrued interest to related parties using a portion of the proceeds raised from the issuance of common stock in a private offering to accredited and non-accredited investors in February 2008 (see Note 4).

For the year ended December 31, 2008 and for the period from July 2, 2007 (Inception) through December 31, 2007, the Company recognized $245 and $1,448, respectively, of interest expense in relation to this outstanding related party note payable.  For the cumulative period from July 2, 2007 (Inception) through December 31, 2008, the Company recognized $1,693 of interest expense in relation to this outstanding related party note payable.

4.	Stockholders’ Equity

Pursuant to its certificate of incorporation, the Company is authorized to issue up to 200,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share.  At December 31, 2008, there were 6,200,000 shares of common stock issued and outstanding and no shares of preferred stock issued or outstanding.

In July of 2007, the Company issued 125,000 shares of common stock to Kevin R. Keating for cash consideration of $0.0001 per share (par value), resulting in cash proceeds to the Company of $12.50.

In July of 2007, the Company issued 4,375,000 shares of common stock to Keating Asia, Inc., a British Virgin Islands Corporation, for cash consideration of $0.0001 per share (par value), resulting in cash proceeds to the Company of $437.50.

On February 15, 2008, the Company sold 1,700,000 shares of common stock in a private offering to both accredited and non-accredited investors at $0.05 per share, for total gross proceeds of $85,000 and also incurring $5,725 in expenses associated with the offering.

Each of the above issuances of common stock were issued under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended by Regulation D promulgated thereunder.  As a result, such shares are restricted shares where each holder thereof may not sell, transfer, or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

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

On July 2, 2007, the Company and Vero Management, LLC (“Vero”) entered into an agreement whereby Vero provided to the Company a broad range of managerial and administrative services for a fixed fee of $1,000 per month, for an initial period of twelve months.  At Following the initial twelve month term, the agreement continued to remain in effect, and will continue to remain in effect. until terminated in writing by either party.  Kevin R. Keating is also the manager of Vero.

For the year ended December 31, 2008, the period from July 2, 2007 (Inception) December 31, 2007, and the cumulative period from July 2, 2007 (Inception) December 31, 2008, the Company recorded $12,000, $6,000, and $18,000, respectively, of managerial and administrative expenses associated with this agreement which are included as a component of general and administrative expenses in the accompanying statement of operations.

Wentworth VIII, Inc.
(A Development Stage Company)
Notes to Financial Statements

6.	Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company’s net deferred tax assets at December 31, 2008 and December 31, 2007 are as follows:

	December 31,	December 31,
	2008	2007

Assets
Gross deferred tax asset	$10,895	$4,442
Valuation allowance	(10,895)	(4,442)
Net deferred tax asset	$-	$-

A full valuation allowance has been recorded against the Company’s deferred tax asset because, based on the weight of available evidence, it is more likely than not that such benefits will not be realized.

The benefit from income taxes differs from the amount computed by applying the U.S. federal income tax rate of 15% to loss before income taxes for the year ended December 31, 2008 and for the period from July 2, 2007 (Inception) to December 31, 2008 as follows:

		Period
		From July 2, 2007
	Year Ended	(Inception) to
	December 31, 2008	December 31, 2007

U.S. federal income tax benefit at statutory rate	$(10,895)	$(4,442)
Change in valuation allowance	10,895	4,442
Benefit from income taxes	$-	$-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Change in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors and Executive Officers

The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term

Kevin R. Keating	68	President, Secretary and Director	July 2, 2007 thru Present

The Company’s officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.  The Company’s directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.

Kevin R. Keating has served as a director of the Company since its inception. Mr. Keating was appointed President, Secretary, and Director  on July 2, 2007. Mr. Keating is the Managing Member of Vero Management, LLC, which provides managerial, administrative, and financial consulting services for micro-cap public companies.

For more than 40 years he had been engaged in various aspects of the investment business.  Mr. Keating began his Wall Street career with the First Boston Corporation in New York in 1965. From 1967 through 1974, he was employed by several institutional research boutiques where he functioned as Vice President Institutional Equity Sales. From 1974 until 1982, Mr. Keating was the President and Chief Executive Officer of Douglas Stewart, Inc., a New York Stock Exchange member firm. From 1982 through 2006, he was associated with a variety of securities firms as a registered representative servicing the investment needs of high net worth individual investors.

Mr. Keating is the sole officer and director of Wentworth IV, Inc., Wentworth V, Inc., Wentworth VI, Inc. and Wentworth VII, Inc., all of which are publicly-reporting, non-trading, blank check, shell companies.

Mr. Keating serves as the sole officer and a director of Forex365, Inc. and Catalyst Lighting Group, Inc., each of which are public shell companies which trade on the Over-the-Counter Bulletin Board under the symbols “FRXT” and “CYSU”, respectively.

Significant Employees

As of the date hereof, the Company has no significant employees.

Family Relationships

We currently contemplate that at least one of the finders of business combinations for the Company will be Keating Investments, a Delaware limited liability company and an SEC Registered Investment Advisor. Timothy J. Keating, who is the son of Kevin R. Keating, our President, is the Managing Member of, and holds approximately a 61% interest in, Keating Investments.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

Audit Committee and Audit Committee Financial Expert

The Company is not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company's board of directors is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of the Company’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Company's board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. The board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Board Meetings; Nominating and Compensation Committees

The Board of Directors took a number of actions by written consent of all of the directors during the fiscal year ended December 31, 2008. Such actions by the written consent of all directors are, according to Delaware corporate law and the Company’s by-laws, as valid and effective as if they had been passed at a meeting of the directors duly called and held. The Company's directors and officers do not receive remuneration from the Company unless approved by the Board of Directors or pursuant to an employment contract. No compensation has been paid to the Company's directors for attendance at any meetings during the last fiscal year.

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The Company’s board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Code of Ethics

On December 31, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.   Requests for copies of the Code of Ethics should be sent in writing to Wentworth VIII, Inc., Attention: Kevin R. Keatin, 190 Lakeview Way, Vero Beach, Florida 32963.

Conflicts of Interest

Certain conflicts of interest exist and may continue to exist between the Company and its officers and directors due to the fact that each has other business interests to which they devote their primary attention. Each officer and director may continue to do so notwithstanding the fact that management time should be devoted to the business of the Company.

Certain conflicts of interest may exist between the Company and its management, and conflicts may develop in the future. The Company has not established policies or procedures for the resolution of current or potential conflicts of interest between the Company, its officers and directors or affiliated entities. There can be no assurance that management will resolve all conflicts of interest in favor of the Company, and conflicts of interest may arise that can be resolved only through the exercise by management their best judgment as may be consistent with their fiduciary duties. Management will try to resolve conflicts to the best advantage of all concerned.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. The board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because it believes that, given the limited scope of the Company’s operations, a specific nominating policy would be premature and of little assistance until the Company’s business operations are at a more advanced level. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

The Company does not have any restrictions on shareholder nominations under its certificate of incorporation or by-laws. The only restrictions are those applicable generally under Delaware corporate law and the federal proxy rules, to the extent such rules are or become applicable. The board of directors will consider suggestions from individual shareholders, subject to evaluation of the person's merits. Stockholders may communicate nominee suggestions directly to the board of directors, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. There are no formal criteria for nominees.

Because the management and directors of the Company are the same persons, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the board of directors’ attention by virtue of the co-extensive capacities served by Kevin R. Keating.

Indemnification

Under Delaware corporate law and pursuant to our certificate of incorporation and bylaws, the Company may indemnify its officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to the Company’s officers or directors pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The Company currently is a shell company with nominal assets, no employees and no active business operations. The Company’s business plans are to identify an operating company with which to merge or to complete a business combination in a reverse merger transaction. As such, the Company currently has no formal compensation program for its executive officers, directors or employees.

The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee. Accordingly, the Company has no compensation committee.

Except as set forth in the summary compensation table below, during the fiscal years ended December 31, 2007 and 2008, the Company has not provided any salary, bonus, annual or long-term equity or non-equity based incentive programs, health benefits, life insurance, tax-qualified savings plans, special employee benefits or perquisites, supplemental life insurance benefits, pension or other retirement benefits or any type of nonqualified deferred compensation programs for its executive officers or employees.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain Mr. Keating for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment or services to members of management will not be a consideration in our decision whether to undertake any proposed transaction.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs are currently in place for the benefit of the Company’s employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be included in this table, or otherwise.

Summary Compensation Table

The following table sets forth the cash compensation paid by the Company to the President of the Company for services rendered during the fiscal years ended December 31, 2008 and 2007.

Name and Position	Year	Total Compensation

Kevin R. Keating, President, Secretary and Director	2007	None

Kevin R. Keating, President, Secretary and Director	2008	None

Director Compensation

We do not currently pay any cash fees to our officers and directors, nor do we pay their expenses in attending board meetings.

Employment Agreements

The Company is not party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the Company’s common stock beneficially owned on February 28, 2009, for (i) each shareholder the Company knows to be the beneficial owner of 5% or more of its outstanding common stock, (ii) each of the Company’s executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. To the best of the Company’s knowledge, all persons named have sole voting and investment power with respect to such shares, except as otherwise noted. At December February 28, 2009, 6,200,000 shares of the Company’s common stock were outstanding.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Kevin R. Keating (1) 190 Lakeview Way Vero Beach, Florida, 32963	125,000	2.02%

Brian Cooke 171 West 57th Street, Suite 2C New York, New York, 10019	2,066,667	33.33%

Timothy J. Keating (2) c/o Keating Investments, LLC 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado, 80111	3,108,333 (3)	50.13%

Keating Investments, LLC 5251 DTC Parkway, Suite 1000 Greenwood Village, Colorado, 80111	2,708,333	43.68%

All Directors and Officers as a Group (1 individual)	125,000	2.02%
________
(1)	Kevin R. Keating is the President, Secretary and sole director of the Company.
(2)	Timothy J. Keating is the son of Kevin R. Keating and is the Managing Member of, and holds approximately a 61% interest in, Keating Investments.
(3)
Keating Investments is the record owner of 2,708,333 shares of Common Stock. As of the date hereof, Timothy J. Keating owns a 61% equity interest in Keating Investments, serves as President and Managing Member of Keating Investments and has voting and investment control over the shares of Common Stock owned by Keating Investments. Thus, Timothy J. Keating may be deemed a beneficial owner of the 2,708,333 shares of Common Stock. Timothy J. Keating also beneficially owns 400,000 shares of Common Stock, which were purchased on February 15, 2008. Therefore, Timothy J. Keating beneficially owns an aggregate of 3,108,333 shares of Common Stock, representing 50.13% of the outstanding shares of Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

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

On July 2, 2007, the Company issued one promissory note (the “Note”), bearing eight and one quarter percent (8.25%) interest annually, in the principal amount of $35,000 to Keating Investments, an affiliate of Kevin R. Keating, our sole officer and director.  Interest accrues on the outstanding principal balance of the Note on the basis of a 360-day year daily from the date the Company received the funds.  The Note and all accrued interest mature on such date that Keating Investments, by delivery of written notice to the Company, demands payment of all obligations thereunder.  In February of 2008, the Company repaid all outstanding notes payable due and accrued interest to related parties using a portion of the proceeds raised from the issuance of common stock in a private offering to accredited and non-accredited investors.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Director Independence

The Company is not a "listed company" under SEC rules and is therefore not required to have independent directors.

Item 14.   Principal Accountant Fees and Services

Comiskey & Company, P.C. (“Comiskey & Company”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees paid by us to Comiskey & Company for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $3,000 and $6,000 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

Audit-Related Fees

There were no fees billed by Comiskey & Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended December 31, 2008 and December 31, 2007.

Tax Fees

The aggregate fees paid by us to Comiskey & Company for professional services for tax compliance, tax advice, and tax planning were $1,000 and $1,000 for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

All Other Fees

There were no fees billed by Comiskey & Company for other products and services for the fiscal years ended December 31, 2008 and December 31, 2007.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The Company’s financial statements are included in Item 8 of this Annual Report

Financial Statement Schedules

All schedules are omitted because they are either not applicable or have been provided in Item 8 of this Annual Report.

Exhibit

Exhibit	Description

3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

10.1	Agreement by and among the Company and Vero Management, LLC, dated July 2, 2007. (1)

10.2	Registration Rights Agreement by and among the Company, Keating Asia, Inc. and Kevin R. Keating, dated September 18, 2007. (1)

14.1	Corporate Code of Ethics and Conduct, adopted December 31, 2007. (2)

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2008. (3)

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. (3)

(1)	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on September 20, 2007, and incorporated herein by this reference.

(2)	Filed as an exhibit to the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on March 31, 2008, and incorporated herein by this reference.

(3)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WENTWORTH VIII, INC.

Dated: March 4, 2009	By: /s/ Kevin R. Keating
Kevin R. Keating
Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities and on March 4, 2009.

Signatures	Title

/s/ Kevin R. Keating	Chief Executive Officer, President, and Sole Director